Form 10-K
period 2001-12-31
FORD CREDIT AUTO RECEIVABLES TWO LLC
filed 2002-03-29
CIK 1129987

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 2001

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              -------------  ------------------
Commission file number 333-54664


                       FORD CREDIT AUTO OWNER TRUST 2001-B
                       FORD CREDIT AUTO OWNER TRUST 2001-C
                       FORD CREDIT AUTO OWNER TRUST 2001-D
                       FORD CREDIT AUTO OWNER TRUST 2001-E


              (Ford Credit Auto Receivables Two LLC - Originator)

              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


State of Incorporation:  Delaware

Employer Identification No.:  38-3574956

Address of principal executive offices:  One American Road
                                         Dearborn, Michigan 48121


Registrant's telephone number, including area code: (313)322-3000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. XX  Yes       No
       ------    ------



                                PART I.


ITEM 1.  BUSINESS



     For a discussion of the business for the Ford Credit Auto Owner Trust 2001-B see (i) the Prospectus and Prospectus Supplement dated February 13, 2001 and March 13, 2001, respectively, filed as Exhibit 19.10 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.9 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2001-C see (i) the Prospectus and Prospectus Supplement dated February 13, 2001 and May 16, 2001, respectively, filed as Exhibit 19.19 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.11 through 19.18 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2001-D see (i) the Prospectus and Prospectus Supplement dated February 13, 2001 and August 14, 2001, respectively, filed as Exhibit 19.25 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.20 through 19.24 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2001-E see (i) the Prospectus and Prospectus Supplement dated September 24, 2001 and September 25, 2001, respectively , filed as Exhibit 19.29 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.26 through 19.28 to this Report and incorporated herein by reference.



ITEM 2.  PROPERTIES


     For a discussion of the business for the Ford Credit Auto Owner Trust 2001-B see (i) the Prospectus and Prospectus Supplement dated February 13, 2001 and March 13, 2001, respectively, filed as Exhibit 19.10 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.1 through 19.9 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2001-C see (i) the Prospectus and Prospectus Supplement dated February 13, 2001 and May 16, 2001, respectively, filed as Exhibit 19.19 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.11 through 19.18 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2001-D see (i) the Prospectus and Prospectus Supplement dated February 13, 2001 and August 14, 2001, respectively, filed as Exhibit 19.25 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.20 through 19.24 to this Report and incorporated herein by reference.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2001-E see (i) the Prospectus and Prospectus Supplement dated September 24, 2001 and September 25, 2001, respectively , filed as Exhibit 19.29 to this Report and incorporated herein by reference and (ii) the Distribution Date Statements filed as Exhibits 19.26 through 19.28 to this Report and incorporated herein by reference.




ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS



     For Ford Credit Auto Owner Trust 2001-B, there were 12 holders of Class A-3 Floating Rate Asset Backed Notes, 42 holders of Class A-4 5.12% Asset Backed Notes, 31 holders of Class A-5 5.36% Asset Backed Notes and 12 holders of Class B 5.71% Asset Backed Notes as of January 24, 2002. There is no established public trading market for the Notes.

     For Ford Credit Auto Owner Trust 2001-C, there were 9 holders of Class A-3 4.21% Asset Backed Notes, 26 holders of Class A-4 4.83% Asset Backed Notes, 17 holders of Class A-5 5.25% Asset Backed Notes and
6 holders of Class B 5.54% Asset Backed Notes as of January 24, 2002. There is no established public trading market for the Notes.

     For Ford Credit Auto Owner Trust 2001-D, there were 32 holders of
Class A-2 3.710% Asset Backed Notes, 36 holders of Class A-3 4.310% Asset Backed Notes, 25 holders of Class A-4 4.720% Asset Backed Notes and 10 holders of Class B 5.010% Asset Backed Notes as of January 24, 2002. There is no established public trading market for the Notes.

     For Ford Credit Auto Owner Trust 2001-E, there were 14 holders of
Class A-2 Floating Rate Asset Backed Notes, 11 holders of Class A-3 Floating Rate Asset Backed Notes, 29 holders of Class A-4 4.010% Asset Backed Notes and 7 holders of Class B 4.480% Asset Backed Notes as of January 24, 2002. There is no established public trading market for the Notes.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.

                                PART III



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2001-B

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
Floating Rate     Bank of New York (The)     $495,700            35.4%
Asset Backed      925 Patterson Plank Road
Notes Class A-3   Secaucus, NJ 07094

Floating Rate     Bankers Trust Company      $185,000            13.2%
Asset Backed      648 Grassmere Park Road
Notes Class A-3   Nashville, TN 37211

Floating Rate     Boston Safe Deposit and    $233,080            16.6%
Asset Backed      Trust Company
Notes Class A-3   c/o Mellon Bank N.A.
                  525 William Penn Way #3631
                  Pittsburgh, PA 15259

Floating Rate     JPMorgan Chase Bank        $321,850            23.0%
Asset Backed      c/o JPMorgan Investor
Notes Class A-3   Services
                  14201 Dallas Pkwy
                  12th Floor Mail Code 121
                  Dallas, TX 75240

Floating Rate     Citibank, N.A.             $ 80,000             5.7%
Asset Backed      3800 Citibank Center B3-15
Notes Class A-3   Tampa, FL 33610

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2001-B (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner**                  (in thousands)      of Class
----------------------------------------------------------------------
5.12% Asset       Citibank, N.A.             $140,795            12.8%
Backed Notes      3800 Citibank Center B3-15
Class A-4         Tampa, FL 33610

5.12% Asset       Fifth Third Bank (The)     $ 55,400             5.0%
Backed Notes      38 Fountain Square Plaza
Class A-4         Mail Drop 1090F1
                  Cincinnati, OH 45263

5.12% Asset       JPMorgan Chase Bank        $ 68,975            6.3%
Backed Notes      c/o JPMorgan Investor
Class A-4         Services
                  14201 Dallas Pkwy
                  12th Floor Mail Code 121
                  Dallas, TX 75240

5.12% Asset       Merrill Lynch, Pierce      $549,515            50.0%
Backed Notes       Fenner & Smith Safekeeping
Class A-4         4 Corporate Place
                  Piscataway, NJ 08854

5.36% Asset       Bank of New York (The)     $ 63,450            13.9%
Backed Notes      925 Patterson Plank Road
Class A-5         Secaucus, NJ 07094

5.36% Asset       Bankers Trust Company      $ 54,255            11.9%
Backed Notes      648 Grassmere Park Road
Class A-5         Nashville, TN 37211

5.36% Asset       Bank One Trust Company,N.A $ 50,000            11.0%
Backed Notes      Public Employee Retirement
Class A-5         340 South Cleveland
                  Building 350
                  Columbus, OH 43240

5.36% Asset       JPMorgan Chase Bank        $ 58,850            12.9%
Backed Notes      c/o JPMorgan Investor
Class A-5         Services
                  14201 Dallas Pkwy
                  12th Floor Mail Code 121
                  Dallas, TX 75240

5.36% Asset       State Street Bank and      $ 55,963            12.3%
Backed Notes       Trust Company
Class A-5         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA 02171

5.71% Asset       Bank of New York (The)     $ 10,890             8.0%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

5.71% Asset       Bankers Trust Company      $  8,390             6.1%
Backed Notes      648 Grassmere Park Drive
Class B           Nashville, TN 37211

5.71% Asset       Boston Safe Deposit and    $  8,210             6.0%
Backed Notes      Trust Company
Class B           c/o Mellon Bank N.A.
                  525 William Penn Way #3631
                  Pittsburgh, PA 15259

5.71% Asset       JPMorgan Chase Bank        $ 11,950             8.7%
Backed Notes      c/o JPMorgan Investor
Class B           Services
                  14201 Dallas Pkwy
                  12th Floor Mail Code 121
                  Dallas, TX 75240

5.71% Asset       Merrill Lynch, Pierce      $ 85,000            62.1%
Backed Notes       Fenner & Smith Safekeeping
Class B           4 Corporate Place
                  Piscataway, NJ 08854

5.71% Asset       State Street Bank          $  8,310             6.1%
Backed Notes       Bank Portfolio
Class B           Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA 02171

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2001-C

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
4.21% Asset       Bankers Trust Company      $ 90,000            11.3%
Backed Notes      648 Grassmere Park Road
Class A-3         Nashville, TN 37211

4.21% Asset       Barclays Global            $103,500            12.9%
Backed Notes       Investors N.A./
Class A-3         Investors Bank & Trust
                  980 9th Street
                  6th Floor
                  Sacramento, CA 95814

4.21% Asset       Citibank, N.A.             $ 60,000             7.5%
Backed Notes      3800 Citibank Center B3-15
Class A-3         Tampa, FL 33610

4.21% Asset       JPMorgan Chase Bank/       $100,000            12.5%
Backed Notes      Broker and Dealer Clearance
Class A-3           Department
                  4 New York Plaza
                  21st Floor
                  New York, NY 10004

4.21% Asset       JPMorgan Chase Bank        $200,000            25.0%
Backed Notes      c/o JPMorgan Investor
Class A-3           Services
                  14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

4.21% Asset       State Street Bank          $221,000            27.6%
Backed Notes       and Trust Company
Class A-3         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA 02171


4.83% Asset       Bank of New York (The)     $ 86,695            13.3%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ 07094

4.83% Asset       Barclays Global            $ 40,000             6.2%
Backed Notes       Investors N.A./
Class A-4         Investors Bank & Trust
                  980 9th Street
                  6th Floor
                  Sacramento, CA 95814

4.83% Asset       JPMorgan Chase Bank        $217,135            33.4%
Backed Notes      c/o JPMorgan Investor
Class A-4           Services
                  14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

4.83% Asset       Northern Trust Company     $ 36,800             5.7%
Backed Notes       (The)
Class A-4         801 S. Canal C-IN
                  Chicago, IL 60607

4.83% Asset       State Street Bank and      $ 89,575            13.8%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

5.25% Asset       Bank of New York (The)     $ 54,550            33.1%
Backed Notes      925 Patterson Plank Road
Class A-5         Secaucus, NJ 07094

5.25% Asset       Bank One Trust Company,N.A $ 10,000             6.1%
Backed Notes      Public Employee Retirement
Class A-5         340 South Cleveland
                  Building 350
                  Columbus, OH 43240

5.25% Asset       Boston Safe Deposit and    $ 24,425            14.8%
Backed Notes        Trust Company
Class A-5         c/o Mellon Bank N.A.
                  525 William Penn Way #3631
                  Pittsburgh, PA 15259

5.25% Asset       JPMorgan Chase Bank        $ 26,930            16.3%
Backed Notes      c/o JPMorgan Investor
Class A-5           Services
                  14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

5.25% Asset       Northern Trust Company     $ 21,845            13.2%
Backed Notes       (The)
Class A-5         801 S. Canal C-IN
                  Chicago, IL 60607

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2001-C (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
5.54% Asset       Bank of New York (The)     $  8,800            11.8%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

5.54% Asset       Bankers Trust Company      $  9,700            13.0%
Backed Notes      648 Grassmere Park Road
Class B           Nashville, TN 37211

5.54% Asset       Boston Safe Deposit and    $ 15,000            20.1%
Backed Notes        Trust Company
Class B            c/o Mellon Bank N.A.
                  525 William Penn Way #3631
                  Pittsburgh, PA 15259

5.54% Asset       Brown Brothers             $  3,800             5.1%
Backed Notes       Harriman & Co.
Class B           63 Wall Street
                  8th Floor
                  New York, NY 10005

5.54% Asset       JPMorgan Chase Bank        $ 28,600            38.3%
Backed Notes      c/o JPMorgan Investor
Class B            Services
                  14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

5.54% Asset       State Street Bank and      $  8,735            11.7%
Backed Notes       Trust Company
Class B           Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2001-D

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
3.710% Asset      Citibank, N.A.             $ 62,360             7.4%
Backed Notes      3800 Citibank Center B3-15
Class A-2         Tampa, FL 33610

3.710% Asset      JPMorgan Chase Bank        $276,520            32.8%
Backed Notes      c/o JPMorgan Investor
Class A-2          Services
                  14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

3.710% Asset      Northern Trust Company     $237,480            28.2%
Backed Notes      (The)
Class A-2         801 S. Canal C-IN
                  Chicago, IL 60607

3.710% Asset      State Street Bank and      $ 94,460            11.2%
Backed Notes       Trust Company
Class A-2         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

4.310% Asset      Boston Safe Deposit &      $244,678            25.2%
Backed Notes       Trust Co.
Class A-3         c/o Mellon Bank N.A.
                  525 William Penn Pkwy #3631
                  Pittsburgh, PA 15259

4.310% Asset      Investors Bank & Trust     $ 65,775             6.8%
Backed Notes       Company
Class A-3         200 Clarendon Sreet
                  9th Floor
                  Corporate Actions Unit/Top 57
                  Boston, MA 02116

4.310% Asset      JPMorgan Chase Bank        $262,444            27.1%
Backed Notes      c/o JPMorgan Investor
Class A-3          Services
                  14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

4.310% Asset      State Street Bank and      $133,939            13.8%
Backed Notes       Trust Company
Class A-3         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  Boston, MA 02171

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2001-D (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
4.720% Asset      Bank of New York (The)     $ 36,650            19.1%
Backed Notes      925 Patterson Plank Road
Class A-4         Secaucus, NJ  07094

4.720% Asset      JPMorgan Chase Bank        $ 69,350            36.2%
Backed Notes      c/o JPMorgan Investor
Class A-4          Services
                  14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

4.720% Asset      State Street Bank and      $ 26,800            14.0%
Backed Notes       Trust Company
Class A-4         Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  Boston, MA  02171

5.010% Asset      Bank of New York (The)     $ 20,000            24.6%
Backed Notes      925 Patterson Plank Road
Class B           Secaucus, NJ 07094

5.010% Asset      Bankers Trust Company      $  4,780             5.9%
Backed Notes      648 Grassmere Park Road
Class B           Nashville, TN 37211

5.010% Asset      Boston Safe Deposit and    $ 14,900            18.3%
Backed Notes       Trust Company
Class B           c/o Mellon Bank NA
                  525 William Penn Pkwy #3631
                  Pittsburgh, PA 15259

5.010% Asset      Citibank, N.A.             $  5,000             6.1%
Backed Notes      3800 Citibank Center B3-15
Class B           Tampa, FL 33610

5.010% Asset      Goldman, Sachs & Co.       $ 15,000            18.4
Backed Notes      180 Maiden Lane
Class B           5th Floor
                  New York, NY 10038

5.010% Asset      JPMorgan Chase Bank        $ 6,225             7.6%
Backed Notes      c/o JPMorgan Investor
Class B             Services
                  14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

5.010% Asset      State Street Bank and      $  6,139             7.5%
Backed Notes       Trust Company
Class B           Global Corp Action Dept JAB5NW
                  1776 Heritage Drive
                  No. Quincy, MA 02171

5.010% Asset      SSB - Bank Portfolio       $  8,275            10.2%
Backed Notes      Global Corp Action Dept JAB5NW
Class B           1776 Heritage Drive
                  No. Quincy, MA 02171

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2001-E

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
Floating Rate     Bank of New York (The)     $250,000            19.5%
Asset Backed      925 Patterson Plank Road
Notes             Secaucus, NJ 07094
Class A-2

Floating Rate     The Bank of New York/      $ 95,000             7.4%
Asset Backed       Barclays Capital - London
Notes             One Wall Street
Class A-2         New York, NY 10286

Floating Rate     Boston Safe Deposit and    $287,750            22.4%
Asset Backed       Trust Company
Notes             c/o Mellon Bank NA
Class A-2         525 William Penn Pkwy #3631
                  Pittsburgh, PA 15259

Floating Rate     Citibank, N.A.             $ 71,800             5.6%
Asset Backed      3800 Citibank Center B3-15
Notes             Tampa, FL 33610
Class A-2

Floating Rate     JPMorgan Chase Bank        $327,000            25.4%
Asset Backed      c/o JPMorgan Investor
Notes               Services
Class A-2         14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

Floating Rate     Bank of New York (The)     $166,000            23.8%
Asset Backed      925 Patterson Plank Road
Notes             Secaucus, NJ 07094
Class A-3

Floating Rate     Bankers Trust Company      $ 55,000             7.9%
Asset Backed      648 Grassmere Park Road
Notes             Nashville, TN 37211
Class A-3

Floating Rate     Boston Safe Deposit &      $183,415            26.3%
Asset Backed       Trust Co.
Notes             c/o Mellon Bank N.A.
Class A-3         525 William Penn Pkwy #3631
                  Pittsburgh, PA 15259

Floating Rate     Citibank, NA               $ 37,225             5.3%
Asset Backed      3800 Citibank Center B3-15
Notes             Tampa, FL  33610
Class A-3

Floating Rate     JPMorgan Chase Bank        $ 48,890             7.0%
Asset Backed      c/o JPMorgan Investor
Notes               Services
Class A-3         14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

Floating Rate     State Street Bank and      $151,485            21.7%
Asset Backed        Trust Company
Notes             Global Corp Action Unit JAB5NW
Class A-3         1776 Heritage Drive
                  Boston, MA 02171

Floating Rate     Wells Fargo Bank           $ 45,000             6.4%
Asset Backed        Minnesota, N.A.
Notes             733 Marquette Avenue
Class A-3         Minneapolis, MN 55479

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT FOR FORD CREDIT AUTO OWNER TRUST 2001-E (CONT)

                                      (3) Amount at orig-
                                           inal issuance
                                           and nature of
               (2) Name and Address        beneficial
(1) Title of       of beneficial           ownership       (4) Percent
    of Class       owner*                  (in thousands)      of Class
----------------------------------------------------------------------
4.010% Asset      Bankers Trust Company      $ 27,950             5.0%
Backed Notes      648 Grassmere Park Road
Class A-4         Nashville, TN 37211

4.010% Asset      Boston Safe Deposit and    $138,678            24.9%
Backed Notes       Trust Company
Class A-4          c/o Mellon Bank NA
                  525 William Penn Pkwy #3631
                  Pittsburgh, PA 15259

4.010% Asset      Citibank, NA               $ 41,775             7.5%
Backed Notes      3800 Citibank Center B3-15
Class A-4         Tampa, FL  33610

4.010% Asset      Fifth Third Bank (The)     $ 50,000             9.0%
Backed Notes      38 Fountain Square Plaza
Class A-4         Cincinnati, OH 45263

4.010% Asset      Northern Trust Company     $ 81,750            14.7%
Backed Notes      (The)
Class A-4         801 S. Canal  C-IN
                  Chicago, IL 60607

4.010% Asset      SSB - Trust Custody        $ 37,925             6.8%
Backed Notes      225 Franklin Street, M4
Class A-4         29th Floor
                  Boston, MA 02110

4.010% Asset      State Street Bank and      $ 55,145             9.9%
Backed Notes       Trust Company
Class A-4         Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  Boston, MA  02171

4.480% Asset      Boston Safe Deposit and    $ 30,275            30.6%
Backed Notes       Trust Company
Class B             c/o Mellon Bank NA
                  525 William Penn Pkwy #3631
                  Pittsburgh, PA 15259

4.480% Asset      JPMorgan Chase Bank        $ 25,550            25.8%
Backed Notes      c/o JPMorgan Investor
Class B             Services
                  14201 Dallas Pkwy
                  12th Floor
                  Mail Code 121
                  Dallas, TX 75240

4.480% Asset      Northern Trust Company     $  8,075             8.2%
Backed Notes      (The)
Class B           801 S. Canal  C-IN
                  Chicago, IL 60607

4.480% Asset      State Street Bank and      $ 25,950            26.2%
Backed Notes       Trust Company
Class B           Global Corp Action Unit JAB5NW
                  1776 Heritage Drive
                  Boston, MA  02171

4.480% Asset      SSB - Bank Portfolio       $  8,000             8.1%
Backed Notes      Global Corp Action Unit JAB5NW
Class B           1776 Heritage Drive
                  Boston, MA  02171


*As of January 24, 2002

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nothing to report.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          FOR FORD CREDIT AUTO OWNER TRUSTS 2001-B, 2001-C, 2001-D and 2001-E.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 3.1    Certificate of Limited Liability     Filed as Exhibit 3.1
               Company of Ford Credit Auto          to Amendment No.1 to the
               Receivables Two LLC (the "Limited    Limited Liability Company's
               Liability Company").                 Registration Statement on
                                                    Form S-3 (333-54664)
                                                    and incorporated herein
                                                    by reference.

Exhibit 3.2    Limited Liability Company            Filed as Exhibit 3.2
               Agreement of Ford Credit             to Amendment No.1 to
               Auto Receivables Two LLC             the Limited Liability
               by Ford Motor Credit Company         Company's Registration
               ("Ford Credit").                     Statement on Form S-3
                                                    (333-54664) and
                                                    incorporated herein
                                                    by reference.

Exhibit 3.3    Amended and Restated                 Filed with this Report.
               Limited Liability Company
               Agreement of Ford Credit
               Auto Receivables Two LLC
               by Ford Credit.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2001-B.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of March 1, 2001 between    to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 2001-B
               2001-B (the "Trust") and             Current Report on Form
               JPMorgan Chase Bank, as              8-K dated March 1, 2001
               ("Indenture Trustee")                and incorporated
                                                    herein by reference.

Exhibit 4.2    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Liability        Owner Trust 2001-B
               Company, The Bank of New York        Current Report on Form
               (Delaware) ("Delaware Trustee")      8-K dated March 1, 2001
               and The Bank of New York             and incorporated
               ("Owner Trustee").                   herein by reference.


Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended April 30, 2001.                 Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated April 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 2001.                   Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated May 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2001.                  Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated June 30, 2001
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.4   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2001.                  Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated July 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.5   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2001.                Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated August 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.6   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2001.             Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated September 30, 2001
                                                     and incorporated herein
                                                     by reference.


Exhibit 19.7   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2001.               Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated October 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.8   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2001.              Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated November 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.9   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2001.              Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated December 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.10  Prospectus dated February 13, 2001    Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               March 13, 2001 relating to the        on March 15, 2001 and
               issuance of the Class A-3,            incorporated herein
               Class A-4, Class A-5 and              by reference.
               Class B Notes.

Exhibit 99.1   Conformed copy of Sale and             Filed as Exhibit 99.1
               Servicing Agreement dated as of        to Ford Credit Auto
               March 1, 2001 among the,               Owner Trust 2001-B
               Limited Liability Company, Ford        Current Report on Form
               Credit and the Trust.                  8-K dated March 1, 2001
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.2   Conformed copy of Administration       Filed as Exhibit 99.2
               Agreement dated as of March 1,         to Ford Credit Auto
               2001 among Ford Credit, as             Owner Trust 2001-B
               administrator, the Indenture           Current Report on Form
               Trustee and the Owner Trustee.         8-K dated March 1, 2001
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.3   Conformed copy of Purchase             Filed as Exhibit 99.3
               Agreement dated as of                  to Ford Credit Auto
               March 1, 2001 between Ford             Owner Trust 2001-B
               Credit and the Limited                 Current Report on Form
               Partnership.                           8-K dated March 1, 2001
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.4   Selected Information                   Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-B.

    (b) Reports on Form 8-K
        (Ford Credit Auto Owner Trust 2001-B)

Date of Report                                  Item

October 31, 2001                         Item 5 - Other Events
November 30, 2001                        Item 5 - Other Events
December 31, 2001                        Item 5 - Other Events

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2001-C.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.3    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of May 1, 2001 between      to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 2001-C
               2001-C (the "Trust") and             Current Report on Form
               JPMorgan Chase Bank, as              8-K dated May 1, 2001
               ("Indenture Trustee").               and incorporated
                                                    herein by reference.

Exhibit 4.4    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Liability Company,       Owner Trust 2001-C
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and The         8-K dated May 1, 2001
               Bank of New York ("Owner             and incorporated
               Trustee").                           herein by reference.

Exhibit 19.11  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 2001.                   Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated May 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.12  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2001.                  Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated June 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.13  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2001.                  Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated July 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.14  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2001.                Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated August 31, 2001
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.15  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2001.             Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated September 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.16  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2001.               Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated October 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.17  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2001.              Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated November 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.18  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2001.              Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated December 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.19  Prospectus dated February 13, 2001    Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               May 16, 2001 relating to the          on May 18, 2001 and
               issuance of the Class A-3,            incorporated herein
               Class A-4, Class A-5 and              by reference.
               Class B Notes.




ITEM 14.     (Continued)

Designation    Description                         Method of Filing
-----------    -----------                         -----------------
Exhibit 99.5   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               May 1, 2001 among the,               Owner Trust 2001-C
               Limited Liability Company, Ford      Current Report on Form
               Credit and the Trust.                8-K dated May 30,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.6   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of May 1,         to Ford Credit Auto
               2001 among Ford Credit, as           Owner Trust 2001-C
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated May 30,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.7   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               May 1, 2001 between Ford             Owner Trust 2001-C
               Credit and the Limited Liability     Current Report on Form
               Company.                             8-K dated May 30,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.8   Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-C.

     (b) Reports on Form 8-K
         (Ford Credit Auto Owner Trust 2001-C)

Date of Report                                  Item

October 31, 2001                        Item 5 - Other Events
November 30, 2001                       Item 5 - Other Events
December 31, 2001                       Item 5 - Other Events

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2001-D.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.5    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of August 1, 2001           to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2001-D
               Trust 2001-D (the "Trust")           Current Report on Form
               and JPMorgan Chase Bank              8-K dated August 1,
               ("Indenture Trustee").               2001 and incorporated
                                                    herein by reference.

Exhibit 4.6    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Liability Company, The   Owner Trust 2001-D
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated August 1,
               Bank of New York ("Owner             2001 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.20  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2001.                Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated August 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.21  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2001.             Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated September 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.22  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2001.               Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated October 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.23  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2001.              Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated November 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.24  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2001.              Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated December 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.25  Prospectus dated February 13, 2001    Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               August 14, 2001 relating to the       on August 14, 2001 and
               issuance of the Class A-2,            incorporated herein
               Class A-3, Class A-4 and              by reference.
               Class B Notes.


ITEM 14.     (Continued)

Designation    Description                          Method of Filing
-----------    -----------                          -----------------
Exhibit 99.9   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               August 1, 2001 among the,            Owner Trust 2001-D
               Limited Liability Company, Ford      Current Report on Form
               Credit and the Trust.                8-K dated August 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.10  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of August 1,      to Ford Credit Auto
               2001 among Ford Credit, as           Owner Trust 2001-D
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated August 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.11  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               August 1, 2001 between Ford          Owner Trust 2001-D
               Credit and the Limited               Current Report on Form
               Liability Company.                   8-K dated August 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.12  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-D.

     (b) Reports on Form 8-K
         (Ford Credit Auto Owner Trust 2001-D)

Date of Report                                  Item

October 31, 2001                        Item 5 - Other Events
November 30, 2001                       Item 5 - Other Events
December 31, 2001                       Item 5 - Other Events

EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K FOR FORD CREDIT AUTO OWNER TRUST 2001-E.

   (a)3.  Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 4.7    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of October 1, 2001          to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2001-E
               Trust 2001-E (the "Trust")           Current Report on Form
               and JPMorgan Chase Bank              8-K dated October 1,
               ("Indenture Trustee").               2001 and incorporated
                                                    herein by reference.

Exhibit 4.8    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Liability Company, The   Owner Trust 2001-E
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated October 1,
               Bank of New York ("Owner             2001 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.26  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2001.               Trust 2001-E Current
                                                     Report on Form 8-K
                                                     dated October 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.27  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2001.              Trust 2001-E Current
                                                     Report on Form 8-K
                                                     dated November 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.28  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2001.              Trust 2001-E Current
                                                     Report on Form 8-K
                                                     dated December 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.29  Prospectus dated September 24,        Filed with the Commission
               2001 and Prospectus Supplement,       pursuant to Rule 424(b)(2)
               dated September 25, 2001              on September 27, 2001 and
               relating to the issuance              incorporated herein
               of the Class A-2,                     by reference.
               Class A-3, Class A-4 and
               Class B Notes.

Exhibit 99.13  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               October 1, 2001 among the,           Owner Trust 2001-E
               Limited Liability Company, Ford      Current Report on Form
               Credit and the Trust.                8-K dated October 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.14  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of October 1,     to Ford Credit Auto
               2001 among Ford Credit, as           Owner Trust 2001-E
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated October 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.15  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               September 1, 2001 between Ford       Owner Trust 2001-E
               Credit and the Limited               Current Report on Form
               Liability Company.                   8-K dated October 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.16  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-E.


     (b) Reports on Form 8-K
         (Ford Credit Auto Owner Trust 2001-E)


Date of Report                                  Item

October 31, 2001                        Item 5 - Other Events
November 30, 2001                       Item 5 - Other Events
December 31, 2001                       Item 5 - Other Events

                           SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Ford Credit Auto Receivables Two LLC
                                                (Registrant)


Date:  March 28, 2002               By:/s/E. E. Smith-Sulfaro
                                    ---------------------------------
                                    Assistant Secretary

                                  EXHIBIT INDEX

        FORD CREDIT AUTO OWNER TRUSTS 2001-B, 2001-C, 2001-D and 2001-E


Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 3.1    Certificate of Limited Liability     Filed as Exhibit 3.1
               Company of Ford Credit Auto          to Amendment No.1 to the
               Receivables Two LLC (the "Limited    Limited Liability Company's
               Liability Company").                 Registration Statement on
                                                    Form S-3 (333-54664)
                                                    and incorporated herein
                                                    by reference.

Exhibit 3.2    Limited Liability Company            Filed as Exhibit 3.2
               Agreement of Ford Credit             to Amendment No.1 to
               Auto Receivables Two LLC             the Limited Liability
               by Ford Motor Credit Company         Company's Registration
               ("Ford Credit").                     Statement on Form S-3
                                                    (333-54664) and
                                                    incorporated herein
                                                    by reference.

Exhibit 3.3    Amended and Restated                 Filed with this Report.
               Limited Liability Company
               Agreement of Ford Credit
               Auto Receivables Two LLC
               by Ford Credit.

                      FORD CREDIT AUTO OWNER TRUSTS 2001-B


Exhibit        Description of Exhibit               Method of Filing
Number
-----------    ----------------------               ----------------
Exhibit 4.1    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of March 1, 2001 between    to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 2001-B
               2001-B (the "Trust") and             Current Report on Form
               JPMorgan Chase Bank, as              8-K dated March 1, 2001
               ("Indenture Trustee")                and incorporated
                                                    herein by reference.

Exhibit 4.2    Conformed copy of Amended            Filed as Exhibit 4.2
               and Restated Trust Agreement         to Ford Credit Auto
               between the Limited Liability        Owner Trust 2001-B
               Company, The Bank of New York        Current Report on Form
               (Delaware) ("Delaware Trustee")      8-K dated March 1, 2001
               and The Bank of New York             and incorporated
               ("Owner Trustee").                   herein by reference.


Exhibit 19.1   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended April 30, 2001.                 Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated April 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.2   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 2001.                   Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated May 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.3   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2001.                  Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated June 30, 2001
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.4   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2001.                  Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated July 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.5   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2001.                Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated August 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.6   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2001.             Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated September 30, 2001
                                                     and incorporated herein
                                                     by reference.


Exhibit 19.7   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2001.               Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated October 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.8   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2001.              Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated November 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.9   Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2001.              Trust 2001-B Current
                                                     Report on Form 8-K
                                                     dated December 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.10  Prospectus dated February 13, 2001    Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               March 13, 2001 relating to the        on March 15, 2001 and
               issuance of the Class A-3,            incorporated herein
               Class A-4, Class A-5 and              by reference.
               Class B Notes.

Exhibit 99.1   Conformed copy of Sale and             Filed as Exhibit 99.1
               Servicing Agreement dated as of        to Ford Credit Auto
               March 1, 2001 among the,               Owner Trust 2001-B
               Limited Liability Company, Ford        Current Report on Form
               Credit and the Trust.                  8-K dated March 1, 2001
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.2   Conformed copy of Administration       Filed as Exhibit 99.2
               Agreement dated as of March 1,         to Ford Credit Auto
               2001 among Ford Credit, as             Owner Trust 2001-B
               administrator, the Indenture           Current Report on Form
               Trustee and the Owner Trustee.         8-K dated March 1, 2001
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.3   Conformed copy of Purchase             Filed as Exhibit 99.3
               Agreement dated as of                  to Ford Credit Auto
               March 1, 2001 between Ford             Owner Trust 2001-B
               Credit and the Limited                 Current Report on Form
               Partnership.                           8-K dated March 1, 2001
                                                      and incorporated
                                                      herein by reference.

Exhibit 99.4   Selected Information                   Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-B.

                      FORD CREDIT AUTO OWNER TRUSTS 2001-C


Exhibit        Description of Exhibit               Method of Filing
Number
-----------    ----------------------               ----------------
Exhibit 4.3    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of May 1, 2001 between      to Ford Credit Auto
               Ford Credit Auto Owner Trust         Owner Trust 2001-C
               2001-C (the "Trust") and             Current Report on Form
               JPMorgan Chase Bank, as              8-K dated May 1, 2001
               ("Indenture Trustee").               and incorporated
                                                    herein by reference.

Exhibit 4.4    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Liability Company,       Owner Trust 2001-C
               The Bank of New York (Delaware)      Current Report on Form
               ("Delaware Trustee") and The         8-K dated May 1, 2001
               Bank of New York ("Owner             and incorporated
               Trustee").                           herein by reference.

Exhibit 19.11  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended May 31, 2001.                   Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated May 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.12  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended June 30, 2001.                  Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated June 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.13  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended July 31, 2001.                  Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated July 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.14  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2001.                Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated August 31, 2001
                                                     and incorporated
                                                     herein by reference.

Exhibit 19.15  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2001.             Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated September 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.16  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2001.               Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated October 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.17  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2001.              Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated November 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.18  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2001.              Trust 2001-C Current
                                                     Report on Form 8-K
                                                     dated December 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.19  Prospectus dated February 13, 2001    Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               May 16, 2001 relating to the          on May 18, 2001 and
               issuance of the Class A-3,            incorporated herein
               Class A-4, Class A-5 and              by reference.
               Class B Notes.


Exhibit        Description of Exhibit               Method of Filing
Number
-----------    ----------------------               ----------------
Exhibit 99.5   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               May 1, 2001 among the,               Owner Trust 2001-C
               Limited Liability Company, Ford      Current Report on Form
               Credit and the Trust.                8-K dated May 30,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.6   Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of May 1,         to Ford Credit Auto
               2001 among Ford Credit, as           Owner Trust 2001-C
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated May 30,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.7   Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               May 1, 2001 between Ford             Owner Trust 2001-C
               Credit and the Limited Liability     Current Report on Form
               Company.                             8-K dated May 30,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.8   Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-C.

                      FORD CREDIT AUTO OWNER TRUSTS 2001-D

Exhibit
Number         Description of Exhibit               Method of Filing
-----------    ----------------------               ----------------
Exhibit 4.5    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of August 1, 2001           to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2001-D
               Trust 2001-D (the "Trust")           Current Report on Form
               and JPMorgan Chase Bank              8-K dated August 1,
               ("Indenture Trustee").               2001 and incorporated
                                                    herein by reference.

Exhibit 4.6    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Liability Company, The   Owner Trust 2001-D
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated August 1,
               Bank of New York ("Owner             2001 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.20  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended August 31, 2001.                Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated August 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.21  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended September 30, 2001.             Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated September 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.22  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2001.               Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated October 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.23  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2001.              Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated November 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.24  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2001.              Trust 2001-D Current
                                                     Report on Form 8-K
                                                     dated December 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.25  Prospectus dated February 13, 2001    Filed with the Commission
               and Prospectus Supplement dated       pursuant to Rule 424(b)(2)
               August 14, 2001 relating to the       on August 14, 2001 and
               issuance of the Class A-2,            incorporated herein
               Class A-3, Class A-4 and              by reference.
               Class B Notes.


EXHIBIT INDEX     (Continued)

Exhibit
Number         Description of Exhibit               Method of Filing
-----------    ----------------------               -----------------
Exhibit 99.9   Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               August 1, 2001 among the,            Owner Trust 2001-D
               Limited Liability Company, Ford      Current Report on Form
               Credit and the Trust.                8-K dated August 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.10  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of August 1,      to Ford Credit Auto
               2001 among Ford Credit, as           Owner Trust 2001-D
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated August 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.11  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               August 1, 2001 between Ford          Owner Trust 2001-D
               Credit and the Limited               Current Report on Form
               Liability Company.                   8-K dated August 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.12  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-D.

                      FORD CREDIT AUTO OWNER TRUST 2001-E.


Exhibit
Number         Description of Exhibit               Method of Filing
-----------    ----------------------               ----------------
Exhibit 4.7    Conformed copy of Indenture          Filed as Exhibit 4.1
               dated as of October 1, 2001          to Ford Credit Auto
               between Ford Credit Auto Owner       Owner Trust 2001-E
               Trust 2001-E (the "Trust")           Current Report on Form
               and JPMorgan Chase Bank              8-K dated October 1,
               ("Indenture Trustee").               2001 and incorporated
                                                    herein by reference.

Exhibit 4.8    Conformed copy of Amended and        Filed as Exhibit 4.2
               Restated Trust Agreement between     to Ford Credit Auto
               the Limited Liability Company, The   Owner Trust 2001-E
               Bank of New York (Delaware)          Current Report on Form
               ("Delaware Trustee") and The         8-K dated October 1,
               Bank of New York ("Owner             2001 and incorporated
               Trustee").                           herein by reference.


Exhibit 19.26  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended October 31, 2001.               Trust 2001-E Current
                                                     Report on Form 8-K
                                                     dated October 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.27  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended November 30, 2001.              Trust 2001-E Current
                                                     Report on Form 8-K
                                                     dated November 30, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.28  Distribution Date Statement           Filed as Exhibit 19 to
               for Collection Period                 Ford Credit Auto Owner
               ended December 31, 2001.              Trust 2001-E Current
                                                     Report on Form 8-K
                                                     dated December 31, 2001
                                                     and incorporated herein
                                                     by reference.

Exhibit 19.29  Prospectus dated September 24,        Filed with the Commission
               2001 and Prospectus Supplement,       pursuant to Rule 424(b)(2)
               dated September 25, 2001              on September 27, 2001 and
               relating to the issuance              incorporated herein
               of the Class A-2,                     by reference.
               Class A-3, Class A-4 and
               Class B Notes.

Exhibit 99.13  Conformed copy of Sale and           Filed as Exhibit 99.1
               Servicing Agreement dated as of      to Ford Credit Auto
               October 1, 2001 among the,           Owner Trust 2001-E
               Limited Liability Company, Ford      Current Report on Form
               Credit and the Trust.                8-K dated October 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.14  Conformed copy of Administration     Filed as Exhibit 99.2
               Agreement dated as of October 1,     to Ford Credit Auto
               2001 among Ford Credit, as           Owner Trust 2001-E
               administrator, the Indenture         Current Report on Form
               Trustee and the Owner Trustee.       8-K dated October 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.15  Conformed copy of Purchase           Filed as Exhibit 99.3
               Agreement dated as of                to Ford Credit Auto
               September 1, 2001 between Ford       Owner Trust 2001-E
               Credit and the Limited               Current Report on Form
               Liability Company.                   8-K dated October 1,
                                                    2001 and incorporated
                                                    herein by reference.

Exhibit 99.16  Selected Information                 Filed with this report.
               Relating to the Receivables
               included in Ford Credit Auto
               Owner Trust 2001-E.