Form 10-K
period 2002-12-31
FORD CREDIT AUTO RECEIVABLES TWO LLC
filed 2003-03-28
CIK 1129987

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K

(Mark One)

 XX ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended DECEMBER 31, 2002

                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to
                              -------------  ------------------
Commission file number 333-54664


                       FORD CREDIT AUTO OWNER TRUST 2002-A
                       FORD CREDIT AUTO OWNER TRUST 2002-B
                       FORD CREDIT AUTO OWNER TRUST 2002-C
                       FORD CREDIT AUTO OWNER TRUST 2002-D


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. XX  Yes       No
       ------    ------

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act.)      Yes    XX   No
                                      ------     ------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

                                PART I.


ITEM 1.  BUSINESS



     For a discussion of the business for the Ford Credit Auto Owner Trust 2002-A see the Prospectus and Prospectus Supplement dated January 8, 2002 and January 8, 2002, respectively.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2002-B see the Prospectus and Prospectus Supplement dated March 18, 2002 and March 26, 2002, respectively.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2002-C see the Prospectus and Prospectus Supplement dated June 13, 2002 and June 18, 2002, respectively.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2002-D see the Prospectus and Prospectus Supplement dated June 13, 2002 and August 22, 2002, respectively.



ITEM 2.  PROPERTIES


     For a discussion of the business for the Ford Credit Auto Owner Trust 2002-A see the Prospectus and Prospectus Supplement dated January 8, 2002 and January 8, 2002, respectively.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2002-B see the Prospectus and Prospectus Supplement dated March 18, 2002 and March 26, 2002, respectively.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2002-C see the Prospectus and Prospectus Supplement dated June 13, 2002 and June 18, 2002, respectively.

     For a discussion of the business for the Ford Credit Auto Owner Trust 2002-D see the Prospectus and Prospectus Supplement dated June 13, 2002 and August 22, 2002, respectively.


ITEM 3.  LEGAL PROCEEDINGS

Nothing to Report.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to Report.

                               ITEM II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


     For Ford Credit Auto Owner Trust 2002-A, one class of equity securities was issued, the Class D Certificates. There is one holder of the Class D Certificates, Ford Credit Auto Receivables Two LLC.

     For Ford Credit Auto Owner Trust 2002-B, one class of equity securities was issued, the Class D Certificates. There is one holder of the Class D Certificates, Ford Credit Auto Receivables Two LLC.

     For Ford Credit Auto Owner Trust 2002-C, one class of equity securities was issued, the Class D Certificates. There is one holder of the Class D Certificates, Ford Credit Auto Receivables Two LLC.

     For Ford Credit Auto Owner Trust 2002-D, one class of equity securities was issued, the Class D Certificates. There is one holder of the Class D Certificates, Ford Credit Auto Receivables Two LLC.





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Nothing to report.


                                PART III


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          FOR FORD CREDIT AUTO OWNER TRUST 2002-A, FORD CREDIT AUTO OWNER TRUST 2002-B, FORD CREDIT AUTO OWNER TRUST 2002-C and FORD CREDIT AUTO OWNER TRUST 2002-D.

   (a)    Exhibits

Designation    Description                          Method of Filing
-----------    -----------                          ----------------
Exhibit 99.1   Ford Credit Auto Owner Trust         Filed with this Report
               2002-A Annual Servicer
               Statement as to Compliance

Exhibit 99.2   Ford Credit Auto Owner Trust         Filed with this Report
               2002-B Annual Servicer
               Statement as to Compliance

Exhibit 99.3   Ford Credit Auto Owner Trust         Filed with this Report
               2002-C Annual Servicer
               Statement as to Compliance

Exhibit 99.4   Ford Credit Auto Owner Trust         Filed with this Report
               2002-D Annual Servicer
               Statement as to Compliance

Exhibit 99.5   Ford Credit Auto Owner Trust         Filed with this Report
               2002-A Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.6   Ford Credit Auto Owner Trust         Filed with this Report
               2002-B Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.7   Ford Credit Auto Owner Trust         Filed with this Report
               2002-C Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.8   Ford Credit Auto Owner Trust         Filed with this Report
               2002-D Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.9   Chief Servicing Officer              Filed with this Report
               Certification Pursuant to
               Section 302 (a) of the
               Sarbanes-Oxley Act of 2002
               Relating to Reports

Exhibit 99.10  Chief Securitization Officer         Filed with this Report
               Certification Pursuant to
               Section 302 (a) of the
               Sarbanes-Oxley Act of 2002
               Relating to Reports



     (b) Reports on Form 8-K

      The Current Reports on Form 8-K attaching the related Monthly Servicing Report were filed by Ford Credit Auto Owner Trust 2002-A, Ford Credit Auto Owner Trust 2002-B, Ford Credit Auto Owner Trust 2002-C and Ford Credit Auto Owner Trust 2002-D on January 15, 2003 for the month ending December 31, 2002, on December 16, 2002 for the month ending November 30, 2002 and on November 14, 2002 for the month ending October 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Ford Credit Auto Receivables Two LLC
                                                (Registrant)


Date:  March 28, 2003         By:/s/ A. B. Frankel
                                     ---------------------------------
                                     Assistant Secretary

                                  EXHIBIT INDEX

        FORD CREDIT AUTO OWNER TRUST 2002-A, FORD CREDIT AUTO OWNER TRUST 2002-B, FORD CREDIT AUTO OWNER TRUST 2002-C and FORD CREDIT AUTO OWNER TRUST 2002-D


Exhibit
Number           Description of Exhibit                Method of Filing
-------        ------------------------                ----------------
Exhibit 99.1   Ford Credit Auto Owner Trust         Filed with this Report
               2002-A Annual Servicer
               Statement as to Compliance

Exhibit 99.2   Ford Credit Auto Owner Trust         Filed with this Report
               2002-B Annual Servicer
               Statement as to Compliance

Exhibit 99.3   Ford Credit Auto Owner Trust         Filed with this Report
               2002-C Annual Servicer
               Statement as to Compliance

Exhibit 99.4   Ford Credit Auto Owner Trust         Filed with this Report
               2002-D Annual Servicer
               Statement as to Compliance

Exhibit 99.5   Ford Credit Auto Owner Trust         Filed with this Report
               2002-A Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.6   Ford Credit Auto Owner Trust        Filed with this Report
               2002-B Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.7   Ford Credit Auto Owner Trust         Filed with this Report
               2002-C Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.8   Ford Credit Auto Owner Trust         Filed with this Report
               2002-D Annual Independent
               Certified Public
               Accountant's Report

Exhibit 99.9   Chief Servicing Officer              Filed with this Report
               Certification Pursuant to
               Section 302 (a) of the
               Sarbanes-Oxley Act of 2002
               Relating to Reports

Exhibit 99.10  Chief Securitization Officer         Filed with this Report
               Certification Pursuant to
               Section 302 (a) of the
               Sarbanes-Oxley Act of 2002
               Relating to Reports