Form 10-K/A
period 2002-12-31
FORD CREDIT AUTO RECEIVABLES TWO LLC
filed 2004-02-13
CIK 1129987

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                                FORM 10-K/A

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

                                    Ford Credit Auto Receivables Two LLC
                                                (Registrant)


Date:  February 13, 2004      By:/s/ S. W. Murphy
                                     ---------------------------------
                                     Assistant Secretary
                                     Ford Motor Credit Company (Servicer)

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